Form 10-K
period 2025-12-31
Social Commerce Partners Corp
filed 2026-03-25
CIK 2083143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-43028

SOCIAL COMMERCE PARTNERS CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5717 Legacy Drive, #250 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

(214) 763-2987

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	SCPQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SCPQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SCPQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s outstanding Class A ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $0.

As of March 24, 2026, there were 10,350,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Social Commerce Partners Corporation

Annual Report on Form 10-K for the Year Ended December 31, 2025

You should rely only on the information contained in this report. We have not authorized anyone to provide you with different information. We are not making an offer of these securities in any jurisdiction where the offer is not permitted.

As a blank check company incorporated in the Cayman Islands, we do not have any subsidiaries as of the date of this report, and no transfers, dividends, or distributions of any earnings or settlement of any amounts have been made by us to date.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” or the “offering”) filed with the SEC on December 22, 2025 (the “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following the offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” section of the Final Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

Introduction

Social Commerce Partners Corporation (the “Company”) is a blank check company incorporated on August 11, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Although we currently intend to focus on target businesses in the social commerce (direct selling) industry, we may pursue an acquisition opportunity in any business, industry, sector or geographical location. We intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

Initial Public Offering and Private Placement

The registration statement for the Company’s initial public offering (“IPO”) became effective on December 22, 2025. On December 24, 2025, the Company consummated the IPO, which consisted of 10,000,000 units (the “Units”),. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 350,000 units (the “Private Units”) to the Sponsor and BTIG, at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). Of those 350,000 Private Units, the Sponsor purchased 250,000 Private Units and BTIG purchased 100,000 Private Units.

The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, such holders agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

An aggregate of $10.00 per Unit sold in the Proposed Public Offering is held in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Proposed Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Proposed Public Offering or by such earlier liquidation date as our board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Redemption rights for public shareholders

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore substantial doubt has been alleviated.

Enforceability of Civil Liabilities

The Cayman Islands has a different body of securities laws as compared to the United States and provides less protection to investors. Additionally, Cayman Islands companies may not have standing to sue before the Federal courts of the United States.

We have been advised by Appleby (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Special Considerations for Exempted Companies. We are an exempted company with limited liability under the Companies Act. The Companies Act distinguishes between ordinary resident companies and exempted companies. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The requirements for an exempted company are essentially the same as for an ordinary company except for the exemptions and privileges listed below:

●	annual reporting requirements are minimal and consist mainly of a statement that the company has conducted its operations mainly outside of the Cayman Islands and has complied with the provisions of the Companies Act;

●	an exempted company’s register of members is not open to inspection and can be kept outside of the Cayman Islands;

●	an exempted company does not have to hold an annual general meeting;

●	an exempted company may issue shares with no nominal or par value;

●	an exempted company may obtain an undertaking against the imposition of any future taxation (such undertakings are usually given for 30 years in the first instance); and

●	an exempted company may register by way of continuation in another jurisdiction and be deregistered in the Cayman Islands;

“Limited liability” means that the liability of each shareholder is limited to the amount unpaid by the shareholder on the shares of the company (except in exceptional circumstances, such as involving fraud, the establishment of an agency relationship or an illegal or improper purpose or other circumstance in which a court may be prepared to pierce or lift the corporate veil).

Facilities

We currently utilize office space at 5717 Legacy Drive, #250, Plano, Texas 75024, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility.

With funds in the trust account of $100,000,000 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, after completion of the IPO and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the offering. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination in any business or industry. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering in addition to using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with just the net proceeds of the offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisor and their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisor and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisor and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisor and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisor and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisor and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisor and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisor and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisor and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisor and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisor and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisor and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisor and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisor and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisor and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisor and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisor and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisor and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisor and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may hold in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued and outstanding shares entitled to vote on such matter. The amended and restated memorandum and articles of association of the Company will require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a special resolution, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders, voting together as a single class, as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions), (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shares and private shares, we would need 3,258,335 public shares, or 32.6% of the 10,000,000 public shares sold in the offering, to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and private shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation of the company with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders, voting together as a single class, as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued and outstanding shares entitled to vote on such matter. The amended and restated memorandum and articles of association of the Company will require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a special resolution. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to appoint and remove directors prior to the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates (if any) to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in the public market, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $900,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering did not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. We have access to only funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Employees

We currently have two officers: Stuart Johnson and Harley (Michael) Laton Rollins, III. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Stuart Johnson	Direct Selling Partners	Direct marketing	CEO
Harley (Michael) Laton Rollins, III	Calabrese Consulting	Accounting and consulting	COO
	FIGX Capital Acquisition Corp.	SPAC	CFO
	Siddhi Acquisition Corp.	SPAC	CFO
	Oyster II Acquisition Corp.	SPAC	CFO
Wayne Moorehead	Lifewave	Marketing	SVP
Peter Griscom	Van Dyke Acquisition	Investment	CEO
	ItWorks!	Direct Sales	COO
Heather Chastain	Bridgehead Collective	Consulting	Founder/CEO

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. The entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and private units. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, the founder shares will be released from the lockup. The private units (including the component securities as well as any securities underlying those component securities) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team will directly or indirectly own our securities following this offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of this offering, our sponsor will have invested in us an aggregate of $2,525,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.007 per share) and the $2,500,000 purchase price for the private units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor, officers or directors, advisors, or our or their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Emerging Growth Company Status and Other Information

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible, at the option of the lender, into units which would be identical to the units being sold in the private placement. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsor is a Delaware limited liability company, which was recently formed in August 2025 to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Stuart Johnson is the managing member of our sponsor, Social Commerce Acquisition Partners, LLC, and holds voting and investment discretion with respect to the securities held by the sponsor. He has invested $500,000 into the sponsor. In addition, officers and directors, as well as several passive, non-managing individuals and entities, will hold membership interests, directly or indirectly, in our sponsor. None of the other directors or officers or passive, non-managing members of our sponsor will have any rights to control our sponsor or to vote or dispose of any securities held by our sponsor, or otherwise have any material interest in our sponsor.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

ITEM 1A. RISK FACTORS

As smaller reporting company we are not required to make disclosures under this Item.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Final Prospectus, filed with the SEC on December 22, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report on Form 10-K, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently utilize office space at 5717 Legacy Drive, #250, Plano, Texas 75024, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “SCPQU” on December 23, 2025. The Class A Ordinary Shares and Warrants comprising the units began separate trading on Nasdaq on February 12, 2026, under the symbols “SCPQ” and “SCPQW,” respectively.

Holders of Record

As at March 24, 2026, there were 10,000,000 class A ordinary shares held by 1 shareholder of record and 3,333,333 Class B ordinary shares of the registrant issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit, retained earnings and/or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Subject to applicable law, the payment of cash dividends following completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. If we increase or decrease the size of this offering pursuant to Rule 462(b) under the Securities Act, we will effect a share capitalization or other appropriate mechanism immediately prior to the consummation of this offering in such amount as to maintain the number of founder shares at approximately 25% of our issued and outstanding ordinary shares upon the consummation of this offering (not including the Class A ordinary shares that are included within the private units). Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of the Company’s initial public offering (the “IPO”), the Company consummated a private placement (the “Private Placement”) of an aggregate of 350,000 units (the “Private Units”) to the Sponsor and BTIG, at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one-half of one warrant to purchase a Class A Ordinary Share of the Company.

The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, the Sponsor and BTIG agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until after the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Use of Proceeds from our Initial Public Offering

On December 24, 2025, Social Commerce Partners Corporation (the “Company”) consummated its IPO, which consisted of 10,000,000 units (the “Units”),. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291762) which became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended on December 22, 2025.

As of December 22, 2025, a total of $100,000,000 of the net proceeds from the IPO and the Private Placement, which amount included $3,500,000 in deferred underwriting commissions, was deposited in a trust account established for the benefit of the Company’s public shareholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on August 11, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 11, 2025 (inception) through December 31, 2025, we had a net loss of $583,044, which consist of compensation expense of $515,040 and operating costs of $127,595 offset by, interest earned on marketable securities held in Trust Account of $59,591.

Liquidity and Capital Resources

On December 24, 2025, the Company consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 Private Placement Unit, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable Private Placement Warrant. Of those 350,000 Private Placement Units, the Sponsor purchased 250,000 Private Placement Units, and the underwriter, BTIG, purchased 100,000 Private Placement Units.

Following the closing of the Initial Public Offering, on December 24, 2025, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Transaction costs amounted to $5,984,169, consisting of $2,000,000 of cash underwriting fee, $3,500,000 of deferred underwriting fee, and $484,169 of other offering costs.

For the period from August 11, 2025 (inception) through December 31, 2025, cash used in operating activities was $73,500. Net loss of $583,044 was affected by compensation expense of $515,040, payment of general and administrative costs through promissory note related party of $52,728 and interest earned on marketable securities held in Trust Account of $59,591. Changes in operating assets and liabilities used $1,368 of cash for operating activities.

As of December 31, 2025, we had cash held in the trust account of $100,059,591 consisting of money market funds with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $1,025,947. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with the initial public offering.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, payable to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $3,500,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, the only critical estimates that we had were related to the inputs used in the valuation of the warrants at the date of the Initial Public Offering.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to al ow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Officers and Directors

Our officers, directors and director nominees are as follows:

Name	Age	Position
Stuart P. Johnson	60	Chairman and Chief Executive Officer
Harley (Michael) Laton Rollins, III	54	Chief Financial Officer; Director
Wayne Moorehead	50	Independent Director
Peter Griscom	36	Independent Director
Heather Chastain	51	Independent Director

Stuart Johnson serves as Chief Executive Officer and Chairman. Mr. Johnson serves as Channel Expert & CEO of Direct Selling News Leveraging his extensive experience and contacts across our primary industry verticals, Stuart Johnson is experienced in SPAC offerings. Johnson has been involved in the direct selling industry for more than 35 years based on his ownership of Success Partners, an industry-leading marketing services firm. Stuart Johnson and Success Partners are recognized, world-wide, as prominent experts and visionaries within the space. Johnson is also the owner and publisher of Direct Selling News, a leading industry publication. Throughout his career, Mr. Johnson has served as a key adviser to business owners and executives across DSCA’s targeted industry verticals, including the sourcing of, and participation in, numerous M&A transactions totaling hundreds of millions of dollars. We believe Mr. Johnson is qualified to serve on our board given his extensive experience in our target sector and prior SPAC experience.

Harley (Michael) Laton Rollins, III serves as our Chief Financial Officer and Director. A seasoned C-suite executive who has served as Partner and Chief Operating Officer at Calabrese Consulting since July 2019, bringing over 25 years of experience in CFO, CEO, and COO roles across both private and public companies. At Calabrese Consulting, which specializes in SPAC transactions, Mr. Rollins plays a central role advising SPAC clients through IPOs, de-SPAC mergers, SEC reporting, GAAP compliance, international tax structuring, and transaction due diligence. In addition to his firm leadership, he has held CFO positions at multiple SPACs, including FIGX Capital Acquisition Corp., Siddhi Acquisition Corp., and Oyster Enterprises II Acquisition Corp. starting in 2025, leveraging his deep capital markets and financial reporting expertise for SPAC finance leadership. We believe Mr. Rollins is qualified to serve on our board given his extensive financial reporting expertise for many SPACs and related entities.

Wayne Moorehead is an independent director. Wayne is a seasoned thought leader in marketing and brand strategy and is a sought-after advisor across multiple industries. He currently serves as SVP of Marketing at Lifewave. His experience includes roles as Chief Marketing Officer of Young Living, a $2B+ natural products direct selling company, Chief Marketing Officer for a large, publicly traded health and wellness company, as well as Chief Brand Officer at one of the fastest growing Direct-to-Consumer brands. Wayne has led the brand strategy practice at a New York based creative agency and a Salt Lake City-based agency where he has worked with many iconic brands including Johnson & Johnson, Fender Guitars, American Eagle Outfitters, and more. He holds an MBA from the Marriott School of Business. We believe Mr. Moorehead is qualified to serve on our board given his extensive marketing experience.

Peter Griscom is an independent director. Peter V. Griscom is a seasoned operator, turnaround specialist and entrepreneur who currently serves as Chief Executive Officer and Operating Partner at Van Dyke Acquisitions, a boutique investment firm focused across healthcare, consumer goods, and manufacturing sectors. He is currently COO of ItWorks. Prior to this role, Mr. Griscom served as COO of Mannatech. Additionally, he co-founded and led Tradefluence, a peer-to-peer marketplace for market insights and trading strategies and leveraged more than a decade of experience in operational turnarounds to scale the platform. He also has a background in social commerce brands, providing product strategy and development for nutritional health companies like Reliv International. We believe Mr. Griscom is qualified to serve on our board given his extensive investment experience and mergers and acquisitions experience.

Heather Chastain is an independent director. Mrs. Chastain currently serves as the founder and CEO of Bridgehead Collective, a consultancy focused on advising social commerce companies. Previously, Mrs. Chastain served as Chief Strategy Officer and President of the United States and Canada for Shaklee Corporation, a direct seller of nutrition and personal care products. In addition, Mrs. Chastain has served multiple C-level positions in several social commerce companies, including Senior Vice President and Chief Sales Officer of Arbonne International, Inc., President of Celebrating Home and Vice President of Operations at BeautiControl, Inc. Mrs. Chastain previously served on the board of directors of the Direct Selling Association and as the chairwoman of the Direct Selling Association Ethics Committee. She holds a Bachelor of Business Administration from the University of Texas. We believe Mrs. Chastain is qualified to serve on our board given her extensive direct marketing experience, our target sector.

Executive Officer and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

In addition to the foregoing, our officers and directors will receive indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Upon the commencement of the trading of our units on Nasdaq, we expect to have three “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of this offering. Our board of directors expects to determine that Wayne Moorehead, Peter Griscom and Heather Chastain are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Wayne Moorehead, Peter Griscom and Heather Chastain serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Moorehead, Mr. Griscom and Ms. Chastain are each independent.

Peter Griscom serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Peter Griscom qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Wayne Moorehead, Peter Griscom and Heather Chastain. Heather Chastain serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Moorehead, Mr. Griscom and Ms. Chastain are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Wayne Moorehead, Peter Griscom and Heather Chastain. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Stuart Johnson	Direct Selling Partners	Direct marketing	CEO
Harley (Michael) Laton Rollins, III	Calabrese Consulting	Accounting and consulting	COO
	FIGX Capital Acquisition Corp.	SPAC	CFO
	Siddhi Acquisition Corp.	SPAC	CFO
	Oyster II Acquisition Corp.	SPAC	CFO
Wayne Moorehead	Lifewave	Marketing	SVP
Peter Griscom	Van Dyke Acquisition	Investment	CEO
	ItWorks!	Direct Sales	COO
Heather Chastain	Bridgehead Collective	Consulting	Founder/CEO

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. The entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and will purchase private units in a transaction that will close simultaneously with the closing of this offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, the founder shares will be released from the lockup. The private units (including the component securities as well as any securities underlying those component securities) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the offering, our sponsor had invested in us an aggregate of $2,525,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.007 per share) and the $2,500,000 purchase price for the private units (or $10.00 per unit). The warrants included in the private units may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor, officers or directors, advisors, or our or their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

In addition to the foregoing, our officers and directors will receive indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 24, 2026 the number of Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Percentage ownership is based on 10,350,000 Class A ordinary shares outstanding and 3,333,333 Class B ordinary shares outstanding.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number	%
Directors and Executive Officers(1)
Stuart Johnson(2)(3)	$—	$—	3,333,333	100.0%
Harley (Michael) Laton Rollins, III	—	—	—	—
Wayne Moorehead	—	—	—	—
Peter Griscom	—	—	—	—
Heather Chastain	—	—	—	—
All Directors and Executive Officers as a Group (5 Persons)	—	—	3,333,333	100%
5% or Greater Shareholders
Social Commerce Acquisition Partners, LLC(2)(3)	—	—	3,333,333	100.0%
Magnetar Financial LLC(4)	817,952	7.90	—	—
AQR Capital Management LLC(5)	582,505	5.63	—	—

All executive officers, directors and director appointees (five individuals) as a group

*	Less than 1%.

Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Social Commerce Partners Corporation, 5717 Legacy Drive, #250, Plano, Texas 75024.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Social Commerce Acquisition Partners, LLC, our sponsor, is the record holder of such shares. Stuart Johnson is the managing member of Social Commerce Acquisition Partners, LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Johnson disclaims any beneficial ownership of the securities held by Social Commerce Acquisition Partners, LLC other than to the extent of any pecuniary interest he may individually have therein, directly or indirectly.

(4)	Consists of shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar Capital Master Fund Ltd (“Capital Master Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund - T”), Magnetar Waterfront Series A LLC (“Waterfront Series A Fund”), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The administrative manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. This information is based on a Schedule 13G filed with the SEC on February 17, 2026.

(5)	Consists of shares held by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The principal business address of each entity is One Greenwich Plaza, Suite 130 Greenwich, Connecticut 06830. This information is based on a Schedule 13G filed with the SEC on February 12, 2026.

Restrictions on Transfers of Founder Shares and Private Units

The founder shares and private units and any securities issued upon conversion thereof (including any component securities thereof and any securities underlying those component securities) are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private units (including the component securities as well as any securities underlying those component securities), until 30 days after the completion of our initial business combination except in each case (a) to our or the underwriter’s officers, directors, advisors or consultants, any affiliate or family member of any of our or the underwriter’s officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from our sponsor or the underwriters to its respective members, partners or shareholders pursuant to our sponsor’s or the underwriter’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of the underwriters; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the offering, (ii) private units (including the component securities as well as any securities underlying those component securities), which were issued in a private placement simultaneously with the closing of this offering and (iii) units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of any working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, BTIG may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 14, 2025, our sponsor purchased, and the Company issued to the sponsor, 3,833,333 Class B ordinary shares for an aggregate purchase price of $25,000 of which 500,000 were forfeited by the holder thereof as the underwriter opted to not exercise its over-allotment option..

The number of founder shares was initially determined based on the expectation that the total size of the offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent approximately 25% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the private units). Upon the underwriter’s written agreement waiving its right to exercise its over-allotment option, 500,000 of the founder shares were surrendered for no consideration.

In connection with the closing of our IPO, our sponsor and BTIG purchased an aggregate of 350,000 private units with each private unit consisting of one Class A ordinary share and one-half of one warrant with each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, or $3,500,000 in the aggregate, in a private placement that closed simultaneously with the closing of the offering. Of those private units, our sponsor purchased 250,000 private units and BTIG purchased 100,000 private units. The private units are identical to the units sold in the offering except that, so long as they are held by our sponsor or its permitted transferees, the private units (including the component securities as well as any securities underlying those component securities) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to private warrants included as part of the private units held by BTIG and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8).

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Prior to the closing of this offering, our sponsor may loan us funds in an aggregate amount of up to $300,000 to be used for a portion of the expenses of this offering. These loans would be non-interest bearing, unsecured and are due at the earlier of the date on which the closing of this offering occurs or the date on which we determine not to conduct an initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 24 months from the closing of the offering (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private units, which is described under the heading “Principal Shareholders — Registration Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from August 11, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were $61,880 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from August 11, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from August 11, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from August 11, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

Item 16. Form 10-K Summary

Not Applicable.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2025, by and between the Company and BTIG, LLC, as representative of the underwriters (“BTIG”) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 24, 2025)
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2025)
4.3	Warrant Agreement, dated as of December 22, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
4.4**	Description of Securities
10.1	Letter Agreements, dated December 22, 2025, by and among the Company, Social Commerce Acquisition Partners, LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025).
10.2	Investment Management Trust Agreement, dated as of December 22, 2025, by and between the Company and Continental Stock Transfer & Trust Company , as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025).
10.3	A Registration Rights Agreement, dated as of December 22, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
10.4	Private Units Subscription Agreement, dated December 22, 2025, by and between the Company and Social Commerce Acquisition Partners, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025).
10.5	Private Units Subscription Agreement, dated December 22, 2025, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
10.6	Indemnity Agreement, dated as of December 22, 2025, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
10.7	Administrative Services Agreement, dated December 22, 2025, by and between the Company and Social Commerce Acquisition Partners, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2025)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 24, 2025).
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Claw-back Policy (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2025).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 24, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 24, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL COMMERCE PARTNERS CORPORATION

Dated March 24, 2026	By:	/s/ Stuart P. Johnson
	Name:	Stuart P. Johnson
	Title:	Chief Executive Officer and Chairman, (Principal Executive Officer)

By:	Michael Rollins
Name:	Michael Rollins
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart P. Johnson	Chief Executive Officer, and Chairman	March 24, 2026
Stuart P. Johnson	(Principal Executive Officer)
March 24, 2026
/s/Michael Rollins	Chief Financial Officer
Michael Rollins	(Principal Financial and Accounting Officer)

/s/ Wayne Moorehead	Independent Director	March 24, 2026
Wayne Moorehead

/s/ Peter Griscom	Independent Director	March 24, 2026
Peter Griscom

/s/ Heather Chastain	Independent Director	March 24, 2026
Heather Chastain

SOCIAL COMMERCE PARTNERS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Social Commerce Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Social Commerce Partners Corporation (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the period August 11, 2025 (inception) through December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash for the period August 11, 2025 (inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 24, 2026

PCAOB ID Number 100

SOCIAL COMMERCE PARTNERS CORPORATION

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$1,025,947
Prepaid expenses	33,917
Total current assets	1,059,864
Marketable securities held in Trust Account	100,059,591
Total Assets	$101,119,455

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$108,500
Accrued expenses	15,285
Due to Sponsor	22,844
Total current liabilities	146,629
Deferred underwriting fee	3,500,000
Total Liabilities	3,646,629

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares at redemption value of $10.01 per share	100,059,591

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 350,000 issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	35
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 shares issued and outstanding (1)	333
Additional paid-in capital	—
Accumulated deficit	(2,587,133)
Total Shareholders’ Deficit	(2,586,765)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$101,119,455

(1)	On December 24, 2025, the underwriters forfeited their over-allotment option. As a result, 500,000 founder shares are no longer subject to forfeiture and were forfeited, resulting in the Sponsor holding 3,333,333 founder shares (see Note 5).

The accompanying notes are an integral part of these financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

STATEMENT OF OPERATIONS

For the Period from August 11, 2025 (Inception) Through December 31,
2025
Compensation expense	$515,040
General and administrative costs	127,595
Loss from operations	(642,635)

Other income:
Interest earned on marketable securities held in Trust Account	59,591
Total other income	59,591

Net loss	$(583,044)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	510,211

Basic and diluted net loss per share, Class A ordinary shares	$(0.15)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,333,333

Basic and diluted net loss per share, Class B ordinary shares	$(0.15)

The accompanying notes are an integral part of these financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 11, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	3,833,333	383	24,617	—	25,000

Sale of 350,000 Private Placement Units	350,000	35	—	—	3,499,965	—	3,500,000

Stock compensation	—	—	—	—	515,040	—	515,040

Fair Value of Public Warrants at issuance	—	—	—	—	1,745,000	—	1,745,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(120,511)	—	(120,511)

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,664,161)	(2,004,089)	(7,668,250)

Net loss	—	—	—	—	—	(583,044)	(583,044)

Balance – December 31, 2025	350,000	$35	3,333,333	$333	$—	$(2,587,133)	$(2,586,765)

The accompanying notes are an integral part of these financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 11, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(583,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	52,728
Interest earned on marketable securities held in Trust Account	(59,591)
Compensation expense	515,040
Changes in operating assets and liabilities:
Prepaid expenses	(13,918)
Accrued expenses	15,285
Net cash used in operating activities	(73,500)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Placement Units	3,500,000
Repayment of promissory note - related party	(121,457)
Payment of offering costs	(279,096)
Net cash provided by financing activities	101,099,447

Net Change in Cash	1,025,947
Cash – Beginning of period	—
Cash – End of period	$1,025,947

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$108,500
Deferred offering costs paid by related party	$71,572
Forfeiture of Founder Shares	$50

The accompanying notes are an integral part of these financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 11, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Social Commerce Acquisition Partners, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 private placement units (each “Private Placement Unit”, collectively the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 350,000 Private Placement Units, the Sponsor purchased 250,000 Private Placement Units, and the underwriter, BTIG, purchased 100,000 Private Placement Units.

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

Upon the closing of the Initial Public Offering on December 24, 2025, an amount of $100,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company for one year from the date of issuance of the financial statement. At December 31, 2025, the Company had $1,025,947 cash and a working capital of $913,235.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,025,947 in cash and no cash equivalents as of December 31, 2025.

Marketable Securities Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $100,059,591 were held in money market funds that are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in the Trust Account in the accompanying statement of operations.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(1,745,000)
Public Shares issuance costs	(5,863,659)
Plus:
Remeasurement of carrying value to redemption value	7,668,250
Class A ordinary shares subject to possible redemption, December 31, 2025	$100,059,591

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from August 11, 2025 (Inception) Through December 31, 2025
Basic net income per ordinary share	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(77,396)	$(505,648)
Denominator:
Basic and diluted weighted average shares outstanding	510,211	3,333,333
Basic and diluted net loss per ordinary share	$(0.15)	$(0.15)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 11, 2025, date of incorporation.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 24, 2025, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Of those 350,000 Private Placement Units, the Sponsor purchased 250,000 Private Placement Units, and the underwriter, BTIG, purchased 100,000 Private Placement Units.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement units contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 5 — Related Party Transactions

Founder Shares

On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. On December 24, 2025, the underwriter forfeited their over-allotment option to purchase up to an additional 1,500,000 Units. As a result of the over-allotment option forfeiture by the underwriter, 500,000 Class B ordinary shares of the Company were forfeited by the Sponsors.

On December 4, 2025, the Sponsor granted membership interests equivalent to an aggregate of 160,000 founder shares to three directors, the CFO, and consultants of the Company for an aggregate consideration of approximately $1,043, or approximately $0.007 per share. The membership interests in founder shares granted to the officers and directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Company established the fair value of founder shares using a Monte Carlo simulation prepared by a third party valuation specialist as of December 4, 2025. The implied Class A share price was $9.81; remaining term of 0.04 years; and risk-free rate of 3.76%. The transferred interests to the directors are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors. The valuation has identified the fair value of the Founder Shares to be $3.219 per share as of grant date. The total fair value of the 160,000 Founder Shares purchased by the three independent directors, CFO, and consultant is $515,040 or $3.219 per share, which the Company recognized as stock-based compensation expense in the statement of operations.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On August 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. The loan was to be repaid out of the $600,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2025, the Company had borrowed $144,301 under the Promissory Note, which was partially repaid by the Company on December 24, 2025,and the remaining balance netted to Due to Sponsor. Borrowings against the Promissory Note are no longer available.

Due to Sponsor

As of December 31, 2025, the Company owed the Sponsor an aggregate amount of $22,844 for offering and operational costs. The amounts are due on demand.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from August 11, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statement.

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On December 24, 2025, the underwriters informed the Company of its forfeiture of the over-allotment option to purchase the additional 1,500,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, payable to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $3,500,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At December 31, 2025, there are 350,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption .

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2025, the underwriter forfeited the overallotment option, therefore, the 500,000 were surrendered by the Sponsor At December 31, 2025, there are 3,333,333 Class B ordinary shares issued and outstanding.

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following our initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of December 31, 2025, there were 5,175,000 Warrants outstanding, including 5,000,000 Public Warrants and 175,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The fair value of the Public Warrants is $1,745,000, or $0.349 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

December 24, 2025
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	3.84%
Warrant term (years)	7.00

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statement, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$1,025,947
Marketable securities held in Trust Account	$100,059,591

For the Period from August 11, 2025 (Inception) through December 31, 2025
Compensation expense	$515,040
General and administrative costs	$127,595

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Proposed Offering.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.