Form 10-Q
period 2026-03-31
Social Commerce Partners Corp
filed 2026-05-05
CIK 2083143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 5, 2026, there were 10,350,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOCIAL COMMERCE PARTNERS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$524,610	$1,025,947
Prepaid expenses	179,804	33,917
Short -term prepaid insurance	70,014	—
Total current assets	774,428	1,059,864
Long-term prepaid insurance	50,955	—
Marketable securities held in Trust Account	100,939,630	100,059,591
Total Assets	$101,765,013	$101,119,455
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$108,500
Accrued expenses	109,843	15,285
Due to Sponsor	—	22,844
Total current liabilities	184,843	146,629
Deferred underwriting fee	3,500,000	3,500,000
Total Liabilities	3,684,843	3,646,629

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares at redemption value of $10.09 and $10.01 per share at March 31, 2026 and December 31, 2025, respectively	100,939,630	100,059,591

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 350,000 issued and outstanding (excluding 10,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	35	35
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 shares issued and outstanding (1) at March 31, 2026 and December 31, 2025	333	333
Additional paid-in capital	—	—
Accumulated deficit	(2,859,828)	(2,587,133)
Total Shareholders’ Deficit	(2,859,460)	(2,586,765)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$101,765,013	$101,119,455

(1)	On December 24, 2025, the underwriters forfeited their over-allotment option. As a result, 500,000 Founder Shares are no longer subject to forfeiture and were forfeited, resulting in the Sponsor holding 3,333,333 Founder Shares (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$272,696
Loss from operations	(272,696)

Other income:
Interest earned on marketable securities held in Trust Account	880,040
Total other income	880,040

Net income	$607,344

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	10,000,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.04

Basic and diluted weighted average shares outstanding, Class A and B ordinary shares not subject to redemption	3,683,333

Basic and diluted net income per share, Class A and B ordinary shares not subject to redemption	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	350,000	$35	3,333,333	$333	$—	$(2,587,133)	$(2,586,765)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(880,039)	(880,039)

Net income	—	—	—	—	—	607,344	607,344
Balance – March 31, 2026 (Unaudited)	350,000	$35	3,333,333	$333	$—	$(2,859,828)	$(2,859,460)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$607,344
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(880,040)
Changes in operating assets and liabilities:
Prepaid expenses	(145,887)
Prepaid insurance	(120,969)
Accrued expenses	94,559
Deferred offering costs	(33,500)
Net cash used in operating activities	(478,493)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(22,844)
Net cash used in financing activities	(22,844)

Net Change in Cash	(501,337)
Cash – Beginning of period	1,025,947
Cash – End of period	$524,610

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 11, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

At March 31, 2026, the Company had $524,610 cash and a working capital of $589,585.

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Such potential liquidity shortfall raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $524,610 and $1,025,947 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $100,939,630 and $100,059,591, respectively, were held in money market funds that are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statement of operations.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(1,745,000)
Public Shares issuance costs	(5,863,659)
Plus:
Accretion to redemption value	7,668,250
Class A ordinary shares subject to possible redemption, December 31, 2025	$100,059,591
Plus:
Accretion to redemption value	880,039
Class A ordinary shares subject to possible redemption, March 31, 2026	$100,939,630

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
Basic and diluted net income per ordinary share	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$443,857	$163,487
Denominator:
Basic and diluted weighted average shares outstanding	10,000,000	3,683,333
Basic and diluted net income per ordinary share	$0.04	$0.04

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 11, 2025, date of inception.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 5 — Related Party Transactions

Founder Shares

On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. On December 24, 2025, the underwriter forfeited their over-allotment option to purchase up to an additional 1,500,000 Units. As a result of the over-allotment option forfeiture by the underwriter, 500,000 Class B ordinary shares of the Company were forfeited by the Sponsor.

On December 4, 2025, the Sponsor granted membership interests equivalent to an aggregate of 160,000 Founder Shares to three directors, the CFO, and consultants of the Company for an aggregate consideration of approximately $1,043, or approximately $0.007 per share. The membership interests in Founder Shares granted to the officers and directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Company established the fair value of Founder Shares using a Monte Carlo simulation prepared by a third party valuation specialist as of December 4, 2025. The implied Class A share price was $9.81; remaining term of 0.04 years; and risk-free rate of 3.76%. The transferred interests to the directors are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors. The valuation has identified the fair value of the Founder Shares to be $3.219 per share as of grant date. The total fair value of the 160,000 Founder Shares purchased by the three independent directors, CFO, and consultant is $515,040 or $3.219 per share, which the Company recognized as stock-based compensation expense in the unaudited condensed statement of operations.

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

Promissory Note — Related Party

On August 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. The loan was to be repaid out of the $600,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had borrowed $144,301 under the Promissory Note, which was partially repaid by the Company on December 24, 2025, and the remaining balance netted to Due to Sponsor. Borrowings against the Promissory Note are no longer available.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026, no such Working Capital Loans were outstanding.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there are 350,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2025, the underwriter forfeited the over-allotment option and, therefore, the 500,000 Founder Shares were surrendered by the Sponsor. At March 31, 2026 and December 31, 2025, there are 3,333,333 Class B ordinary shares issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 5,175,000 Warrants outstanding, including 5,000,000 Public Warrants and 175,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2026

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables present information about the Company’s equity instruments that are measured at fair value on March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Marketable securities held in Trust Account	1	$100,939,630

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$100,059,591

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$100,939,630	$100,059,591
Cash	$524,610	$1,025,947

For the Three Months Ended March 31, 2026
General and administrative costs	$272,696

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 1, 2026, the Company entered in an agreement (the “Consulting Agreement”) with its Chief Financial Officer for provision of accounting services to the Company at a monthly rate of $3,000, commencing January 1, 2026. For the three months ended March 31, 2026, the Company incurred $9,000 in fees for these services, including $9,000 for work done before the effective date of the Consulting Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $607,344, which consist of interest earned on marketable securities held in Trust Account of $880,040 offset by, operating costs of $272,696.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2026, net cash used in operating activities was $478,493. Net income (loss) of $607,344 was affected by interest earned on marketable securities held in Trust Account of $880,040. Changes in operating assets and liabilities used $205,797 of cash for operating activities.

As of March 31, 2026, we had cash held in the trust account of $100,939,630 consisting of money market funds with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $524,610. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with our assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Initial Business Combination. Such potential liquidity shortfall raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, the only critical estimates that we had were related to the inputs used in the valuation of the warrants at the date of the Initial Public Offering.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

SOCIAL COMMERCE PARTNERS CORPORATION

Date: May 5, 2026	By:	/s/ Stuart P. Johnson
	Name:	Stuart P. Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Michael Rollins
	Name:	Michael Rollins
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)