Form 10-Q
period 2026-06-30
Social Commerce Partners Corp
filed 2026-08-05
CIK 2083143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 5, 2026, there were 10,350,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOCIAL COMMERCE PARTNERS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$383,078	$1,025,947
Prepaid expenses	122,147	33,917
Short -term prepaid insurance	70,015	—
Total current assets	575,240	1,059,864
Long-term prepaid insurance	33,452	—
Marketable securities held in Trust Account	101,833,090	100,059,591
Total Assets	$102,441,782	$101,119,455
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$75,000	$108,500
Accrued expenses	59,574	15,285
Due to Sponsor	—	22,844
Total current liabilities	134,574	146,629
Deferred underwriting fee	3,500,000	3,500,000
Total Liabilities	3,634,574	3,646,629

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares at redemption value of $10.18 and $10.01 per share at June 30, 2026 and December 31, 2025, respectively	101,833,090	100,059,591

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 350,000 issued and outstanding (excluding 10,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	35	35
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	333	333
Additional paid-in capital	—	—
Accumulated deficit	(3,026,250)	(2,587,133)
Total Shareholders’ Deficit	(3,025,882)	(2,586,765)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$102,441,782	$101,119,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$166,421	$439,117
Loss from operations	(166,421)	(439,117)

Other income:
Interest earned on marketable securities held in Trust Account	893,459	1,773,499
Total other income	893,459	1,773,499

Net income	$727,038	$1,334,382

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	10,000,000	10,000,000
Basic and diluted net income per share, redeemable Class A ordinary	$0.05	$0.10
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	3,683,333	3,683,333
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	350,000	$35	3,333,333	$333	$—	$(2,587,133)	$(2,586,765)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(880,039)	(880,039)

Net income	—	—	—	—	—	607,344	607,344
Balance – March 31, 2026 (Unaudited)	350,000	35	3,333,333	333	—	(2,859,828)	(2,859,460)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(893,460)	(893,460)

Net income	—	—	—	—	—	727,038	727,038
Balance – June 30, 2026 (Unaudited)	350,000	$35	3,333,333	$333	$—	$(3,026,250)	$(3,025,882)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,334,382
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,773,499)
Changes in operating assets and liabilities:
Prepaid expenses	(191,697)
Accrued expenses	44,289
Accrued offering costs	(33,500)
Net cash used in operating activities	(620,025)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(22,844)
Net cash used in financing activities	(22,844)

Net Change in Cash	(642,869)
Cash – Beginning of period	1,025,947
Cash – End of period	$383,078

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 11, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 private placement units (each a “Private Placement Unit”, and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 350,000 Private Placement Units, the Sponsor purchased 250,000 Private Placement Units, and the underwriters, BTIG, purchased 100,000 Private Placement Units.

Transaction costs amounted to $5,984,169, consisting of $2,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $484,169 of other offering costs.

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

Upon the closing of the Initial Public Offering on December 24, 2025, an amount of $100,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

At June 30, 2026, the Company had $383,078 cash and working capital of $440,666.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Such potential liquidity shortfall raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $383,078 and $1,025,947 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $101,833,090 and $100,059,591, respectively, were held in money market funds that are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(1,745,000)
Public Shares issuance costs	(5,863,659)
Plus:
Accretion to redemption value	7,668,250
Class A ordinary shares subject to possible redemption, December 31, 2025	100,059,591
Plus:
Accretion to redemption value	880,039
Class A ordinary shares subject to possible redemption, March 31, 2026	100,939,630
Plus:
Accretion to redemption value	893,460
Class A ordinary shares subject to possible redemption, June 30, 2026	$101,833,090

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic and diluted net income per ordinary share	Redeembale Class A	Non- Redeemable Class A and Class B	Redeemable Class A	Non- Redeemable Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$531,331	$195,707	$975,188	$359,194
Denominator:
Basic and diluted weighted average shares outstanding	10,000,000	3,683,333	10,000,000	3,683,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.10	$0.10

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 24, 2025, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On December 4, 2025, the Sponsor granted membership interests equivalent to an aggregate of 160,000 Founder Shares to three directors, the CFO, and consultants of the Company for an aggregate consideration of approximately $1,043, or approximately $0.007 per share. The membership interests in Founder Shares granted to the officers and directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Company established the fair value of Founder Shares using a Monte Carlo simulation prepared by a third party valuation specialist as of December 4, 2025. The implied Class A share price was $9.81; remaining term of 0.04 years; and risk-free rate of 3.76%. The transferred interests to the directors are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors. The valuation has identified the fair value of the Founder Shares to be $3.219 per share as of grant date. The total fair value of the 160,000 Founder Shares purchased by the three independent directors, CFO, and consultant is $515,040 or $3.219 per share, which the Company recognized as stock-based compensation expense in the statement of operations for the period ended December 31, 2025.

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

On April 1, 2026, the Company entered in an agreement (the “Consulting Agreement”) with its Chief Financial Officer for provision of accounting services to the Company at a monthly rate of $3,000, commencing January 1, 2026.

The Company incurred $9,000 for such services for the three months ended June 30, 2026, and 18,000 for six months ended June 30, 2026, including $9,000 for work done before the effective date of the Consulting Agreement..

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025 no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

(UNAUDITED)

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

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On December 24, 2025, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 1,500,000 Units.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there are 350,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2025, the underwriter forfeited the over-allotment option and, therefore, the 500,000 Founder Shares were surrendered by the Sponsor. At June 30, 2026 and December 31, 2025, there are 3,333,333 Class B ordinary shares issued and outstanding.

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing The Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of June 30, 2026 and December 31, 2025, there were 5,175,000 Warrants outstanding, including 5,000,000 Public Warrants and 175,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of initial business combination and ending three business days before The Company sends the notice of redemption to the warrant holders.

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables present information about the Company’s equity instruments that are measured at fair value at June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Marketable securities held in Trust Account	1	$101,833,090

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$100,059,591

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$101,833,090	$100,059,591
Cash	$383,078	$1,025,947

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$166,421	$439,117

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $727,038, which consist of interest earned on marketable securities held in Trust Account of $893,459, offset by general and administrative expenses of $166,421.

For the six months ended June 30, 2026, we had a net income of $1,334,382, which consist of interest earned on marketable securities held in Trust Account of $1,773,499, offset by general and administrative expenses of $439,117.

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

For the six months ended June 30, 2026, net cash used in operating activities was $620,025. Net income of $1,334,382 was affected by interest earned on marketable securities held in the Trust Account of $1,773,499. Changes in operating assets and liabilities used $180,908 of cash for operating activities.

As of June 30, 2026, we had cash held in the trust account of $101,833,090 consisting of money market funds with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $383,078. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, the only critical estimates that we had were related to the inputs used in the valuation of the warrants at the date of the Initial Public Offering.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Part III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL COMMERCE PARTNERS CORPORATION

Date: August 5, 2026	By:	/s/ Stuart P. Johnson
	Name:	Stuart P. Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Michael Rollins
	Name:	Michael Rollins
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

