Form 10-Q
period 2026-09-30
Social Commerce Partners Corp
filed 2026-11-04
CIK 2083143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(214) 763-2987

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 4, 2026, there were 10,350,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOCIAL COMMERCE PARTNERS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 11, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 11, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 11, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
Assets:	(Unaudited)
Current assets
Cash	$349,599	$1,025,947
Prepaid expenses	66,592	33,917
Short-term prepaid insurance	70,015	—
Total current assets	486,206	1,059,864
Long-term prepaid insurance	15,948	—
Marketable securities held in Trust Account	102,763,578	100,059,591
Total Assets	$103,265,732	$101,119,455
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$75,000	$108,500
Accrued expenses	80,532	15,285
Due to Sponsor	—	22,844
Total current liabilities	155,532	146,629
Deferred underwriting fee	3,500,000	3,500,000
Total Liabilities	3,655,532	3,646,629

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares at redemption value of $10.28 and $10.01 per share at September 30, 2026 and December 31, 2025, respectively	102,763,578	100,059,591

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 350,000 issued and outstanding (excluding 10,000,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	35	35
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 shares issued and outstanding at September 30, 2026 and December 31, 2025	333	333
Additional paid-in capital	—	—
Accumulated deficit	(3,153,746)	(2,587,133)
Total Shareholders’ Deficit	(3,153,378)	(2,586,765)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$103,265,732	$101,119,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 11, 2025 (inception) through September 30,
	2026	2026	2025
General and administrative costs	$127,496	$566,613	$52,704
Loss from operations	(127,496)	(566,613)	(52,704)

Other income:
Interest earned on marketable securities held in Trust Account	930,488	2,703,987	—
Total other income	930,488	2,703,987	—

Net income (loss)	$802,992	$2,137,374	$(52,704)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	10,000,000	10,000,000	—
Basic and diluted net income per share, redeemable Class A ordinary	$0.06	$0.16	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	3,683,333	3,683,333	3,333,333 (1)
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06	$0.16	$(0.02)

(1)	Period from August 11, 2025 (inception) through September 30, 2025 excluded up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 24, 2025, the underwriters forfeited their over-allotment option. As a result, the Sponsor forfeited the 500,000 founder shares for no consideration resulting in the Sponsor holding 3,333,333 founder shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	350,000	$35	3,333,333	$333	$—	$(2,587,133)	$(2,586,765)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(880,039)	(880,039)

Net income	—	—	—	—	—	607,344	607,344
Balance – March 31, 2026 (Unaudited)	350,000	35	3,333,333	333	—	(2,859,828)	(2,859,460)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(893,460)	(893,460)

Net income	—	—	—	—	—	727,038	727,038
Balance – June 30, 2026 (Unaudited)	350,000	35	3,333,333	333	—	(3,026,250)	(3,025,882)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(930,488)	(930,488)

Net income	—	—	—	—	—	802,992	802,992
Balance – September 30, 2026 (Unaudited)	350,000	$35	3,333,333	$333	$—	$(3,153,746)	$(3,153,378)

FOR THE PERIOD FROM AUGUST 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	3,833,333	383	24,617	—	25,000

Net loss	—	—	—	—	—	(52,704)	(52,704)
Balance – September 30, 2025	—	$—	3,833,333	$383	$24,617	$(52,704)	$(27,704)

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 24, 2025, the underwriters forfeited their over-allotment option. As a result, the Sponsor forfeited the 500,000 founder shares for no consideration resulting in the Sponsor holding 3,333,333 founder shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from August 11, 2025 (inception) through September 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$2,137,374	$(52,704)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	—	52,704
Interest earned on marketable securities held in Trust Account	(2,703,987)	—
Changes in operating assets and liabilities:
Prepaid expenses	(118,638)	—
Accrued expenses	65,247	—
Net cash used in operating activities	(620,004)	—

Cash Flows from Financing Activities:
Payment of offering costs	(33,500)	—
Repayment of promissory note - related party	(22,844)	—
Net cash used in financing activities	(56,344)	—

Net Change in Cash	(676,348)	—
Cash – Beginning of period	1,025,947	—
Cash – End of period	$349,599	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$227,750
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Social Commerce Partners Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 11, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Social Commerce Acquisition Partners, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share (each a “Public Share” and collectively, the “Public Shares”) and one-half of one redeemable warrant (each a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Upon the closing of the Initial Public Offering on December 24, 2025, an amount of $100,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

At September 30, 2026, the Company had $349,599 cash and working capital of $330,674.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $349,599 and $1,025,947 in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $102,763,578 and $100,059,591, respectively, were held in money market funds that are invested primarily in U.S. government securities. The Company accounts for its investments as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the accompanying condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(1,745,000)
Public Shares issuance costs	(5,863,659)
Plus:
Accretion to redemption value	7,668,250
Class A ordinary shares subject to possible redemption, December 31, 2025	100,059,591
Plus:
Accretion to redemption value	880,039
Class A ordinary shares subject to possible redemption, March 31, 2026	100,939,630
Plus:
Accretion to redemption value	893,460
Class A ordinary shares subject to possible redemption, June 30, 2026	101,833,090
Plus:
Accretion to redemption value	930,488
Class A ordinary shares subject to possible redemption, September 30, 2026	$102,763,578

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 11, 2025 (inception) through September 30, 2025
Basic and diluted net income per ordinary share	Redeemable Class A	Non- Redeemable Class A and Class B	Redeemable Class A	Non- Redeemable Class A and Class B	Redeemable Class A	Non- Redeemable Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$586,839	$216,153	$1,562,027	$575,347	$—	$(52,704)
Denominator:
Basic and diluted weighted average shares outstanding	10,000,000	3,683,333	10,000,000	3,683,333	—	3,333,333 (1)
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.16	$0.16	$—	$(0.02)

(1)	Period from August 11, 2025 (inception) through September 30, 2025 excluded up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 24, 2025, the underwriters forfeited their over-allotment option. As a result, the Sponsor forfeited the 500,000 founder shares for no consideration resulting in the Sponsor holding 3,333,333 founder shares (see Note 5).

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

SEPTEMBER 30, 2026

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

The Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2026, $30,000 of administrative services fees paid in advance to the Sponsor was included in prepaid expenses on the accompanying condensed balance sheet. For the period from August 11, 2025 (inception) through September 30, 2025, the Company did not incur or pay any fees for these services.

On April 1, 2026, the Company entered into an agreement (the “Consulting Agreement”) with its Chief Financial Officer for provision of accounting services to the Company at a monthly rate of $3,000, retroactive to January 1, 2026.

The Company incurred $9,000 for such services for the three months ended September 30, 2026, and $27,000 for nine months ended September 30, 2026, including $9,000 for work done before the effective date of the Consulting Agreement. As of September 30, 2026, $9,000 was accrued for such services and is included in accrued expenses on the accompanying condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025 no such Working Capital Loans were outstanding.

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

Furthermore, changes to policy implemented by the U.S. Congress and the current U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, since early 2025 the U.S. has imposed increased tariffs on imports from a broad range of countries, including a baseline tariff on most imports and higher country-specific tariffs, and the scope, rates and timing of these tariffs have changed frequently and may continue to change. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The tax provisions of the new law did not have a significant impact on the Company’s unaudited condensed financial statements.

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariffs on imports from foreign countries could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there are 350,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On August 14, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2025, the underwriter forfeited the over-allotment option and, therefore, the 500,000 Founder Shares were surrendered by the Sponsor. At September 30, 2026 and December 31, 2025, there are 3,333,333 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 5,175,000 Warrants outstanding, including 5,000,000 Public Warrants and 175,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

SOCIAL COMMERCE PARTNERS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables present information about the Company’s assets that are measured at fair value at September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$102,763,578

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$100,059,591

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, which is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$102,763,578	$100,059,591
Cash	$349,599	$1,025,947

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 11, 2025 (inception) through September 30, 2025
General and administrative costs	$127,496	$566,613	$52,704

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Commerce Partners Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Social Commerce Acquisition Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $802,992, which consists of interest earned on marketable securities held in Trust Account of $930,488, offset by general and administrative expenses of $127,496.

For the nine months ended September 30, 2026, we had a net income of $2,137,374, which consists of interest earned on marketable securities held in Trust Account of $2,703,987, offset by general and administrative expenses of $566,613.

For the period from August 11, 2025 (inception) through September 30, 2025, we had a net loss of $52,704, which consists of formation, general, and administrative costs.

Liquidity, Capital Resources and Going Concern

On December 24, 2025, the Company consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable Private Placement Warrant. Of those 350,000 Private Placement Units, the Sponsor purchased 250,000 Private Placement Units, and the underwriter, BTIG, purchased 100,000 Private Placement Units.

Following the closing of the Initial Public Offering, on December 24, 2025, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Transaction costs amounted to $5,984,169, consisting of $2,000,000 of cash underwriting fee, $3,500,000 of deferred underwriting fee, and $484,169 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $620,004. Net income of $2,137,374 was affected by interest earned on marketable securities held in the Trust Account of $2,703,987. Changes in operating assets and liabilities used $53,391 of cash for operating activities. Net cash used in financing activities was $56,344, consisting of the repayment of the promissory note – related party of $22,844 and the payment of offering costs of $33,500.

For the period from August 11, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $52,704 was affected by payment of formation, general, and administrative costs through promissory note of $52,704.

As of September 30, 2026, we had marketable securities held in the trust account of $102,763,578 consisting of money market funds invested primarily in U.S. government securities. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $349,599. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

We incurred transaction costs totaling $5,984,169, consisting of $2,000,000 of cash underwriting fee, $3,500,000 of deferred underwriting fee, and $484,169 of other offering costs.

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

SOCIAL COMMERCE PARTNERS CORPORATION

Date: November 4, 2026	By:	/s/ Stuart P. Johnson
	Name:	Stuart P. Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Michael Rollins
	Name:	Michael Rollins
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)